Form 10-K
period 2004-12-31
HOMESTAR MORTGAGE ACCEP CORP ASST BACK CERTS SER 2004-2.
filed 2005-03-30
CIK 1290042

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-107563-02


        Homestar Mortgage Acceptance Corp.
        Asset Backed Pass-Through Certificates
        Series 2004-2

     (Exact name of registrant as specified in its charter)


   New York                                         54-2154071
  (State or other jurisdiction of                   54-2154072
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 14.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Cenlar FSB, as Sub-Servicer for Opteum Financial Services, LLC fka Home
         Star Mortgage Services, LLC<F1>
      b) Option One,as Sub-Servicer for Opteum Financial Services, LLC fka Home
         Star Mortgage Services, LLC<F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Cenlar FSB, as Sub-Servicer for Opteum Financial Services, LLC fka Home
         Star Mortgage Services, LLC<F1>
      b) Option One, as Sub-Servicer for Opteum Financial Services, LLC fka Home
         Star Mortgage Services, LLC<F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Opteum Financial Services, LLC, fka Home Star Mortgage Services, LLC as Named Servicer <F1>




     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Homestar Mortgage Acceptance Corp.
    Asset Backed Pass-Through Certificates
    Series 2004-2
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Reid Denny, Vice President

  By: /s/ Reid Denny, Vice President

  Dated: 3/30/05


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Re: Homestar Mortgage Acceptance Corp.,

  Mortgage Pass-Through Certificates, Series 2004-2

  I, Reid Denny, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Homestar Mortgage Acceptance Corp.; Homestar Mortgage Acceptance Corp. Asset Backed Pass-Through Certificates, Series 2004-2 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     [the Trustee and Sub-Servicers] Cenlar FSB as Sub-Servicer, Opteum Financial Services, LLC fka Home Star Mortgage Services, LLC as Named Servicer, Option One as Sub-Servicer.

     Date: 3/30/05

     /s/ Reid Denny
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo) KPMG

KPMG LLP
New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078



Independent Accountants' Report


The Board of Directors
Cenlar FSB:


We have examined management's assertion, included in the accompanying report, that Cenlar FSB (a wholly-owned subsidiary of Cenlar Capital Corporation) and subsidiaries (Cenlar) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2004. Management is responsible for Cenlar's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Cenlar's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cenlar's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cenlar's compliance with the minimum servicing standards.


In our opinion, management's assertion that Cenlar complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


February 18, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (b)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568


Independent Accountants' Report


The Board of Directors and Stockholder

Option One Mortgage Corporation


We have examined management's assertion, included in the accompanying management assertion, that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2004. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KMPG LLP


Los Angeles, California
February 28, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG international a Swiss cooperative.





  EX-99.2 (a)
(logo) CENLAR
CENTRAL LOAN ADMINISTRATION & REPORTING


February 18, 2005


Management Assertion


As of and for the year ended December 31, 2004, Cenlar FSB complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Cenlar FSB had in effect a fidelity bond in the amount of $40,000,000 and mortgagee errors and omissions policy in the amount of $35,000,000.


/s/ Michael W. Young
Michael W. Young
President, Chief Executive Officer and
Chairman of the Board


/s/ Gregory S. Tornquist
Gregory S. Tornquist
Executive Vice President and
Chief Financial Officer


/s/ Stephen W.Gozdan
Stephen W.Gozdan
Senior Vice President and
Chief Operating Officer



PO Box 77400 * Ewing, NJ 08628 * 609-883-3900





  EX-99.2 (b)
(logo) OPTION ONE
       MORTGAGE

(logo) H&R BLOCK
an H&R Block company


Management Assertion


As of and for the year ended December 31, 2004, Option One Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of $30,000,000 and $10,000,000, respectively.



/s/ Robert E. Dubrish
Robert E. Dubrish, Chief Executive Officer


/s/ William L. O'Neill
William L. O'Neill, Chief Financial Officer


/s/ Matthew A. Engel
Matthew A. Engel, Controller


/s/ John A. Vella
John A. Vella, Chief Servicing Officer





  EX-99.3 (a)
OFFICER'S CERTIFICATE PURSUANT TO SECTION 6.04 OF THE SERVICING
AGREEMENT DATED AS OF MARCH 5, 2004

HOMESTAR MORTGAGE ACCEPTANCE CORP., ASSET-BACKED PASS-THROUGH
CERTIFICATES, SERIES 2004-1, 2004-2, 2004-3, 2004-4, 2004-5 AND 2004-6


I, Frank Plenskofski, Senior Vice President and Chief Financial Officer of Opteum Financial Services, LLC (formerly known as Home Star Mortgage Services,
LLC), as Servicer under the Servicing Agreement, dated as of March 5, 2004, between Homestar Mortgage Acceptance Corp. and Home Star Mortgage Services, LLC (the "Servicing Agreement") in connection with Homestar Mortgage Acceptance Corp., Asset-Backed Pass-Through Certificates, Series 2004-1, 2004-2, 2004-3, 2004-4, 2004-5 and 2004-6 do hereby certify that

(i) a review of the activities of the Servicer during the preceding calendar year and of performance under the Servicing Agreement or similar agreements has been made under my supervision, and

(ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its responsibilities and obligations under the Servicing Agreement throughout such year.


Certified on this 8th day of March 2005.



OPTEUM FINANCIAL SERVICES, LLC



By: /s/ Frank Plenskofski
Name: Frank Plenskofski
Title: SVP - Chief Financial Officer



  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   AV-1                           3,862,568.82         34,577,795.22                 0.00             288,567,204.78
   AV-2                             446,903.48          3,842,084.26                 0.00              32,063,915.75
   C                              6,694,118.39                  0.00                 0.00               1,747,680.96
   M-1                              162,122.04                  0.00                 0.00              11,651,000.00
   M-2                              153,612.60                  0.00                 0.00               8,156,000.00
   M-3                               72,524.63                  0.00                 0.00               3,495,000.00
   M-4                               47,122.37                  0.00                 0.00               1,942,000.00
   M-5                               63,235.89                  0.00                 0.00               2,330,000.00
   P                                158,312.04                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00                       0.00